Form 10-K
period 1997-12-31
MONEY STORE ASSET BACKED CERTIFICATES SERIES 1997-B
filed 1998-03-31
CIK 1042037

-------------------------------------------------
                                                OMB APPROVAL
                              -------------------------------------------------
                              OMB Number:     3235-0063
                              Expires:        May 31, 2000
                              Estimated average burden
                              hours per response   1711.00
                              -------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        Commission file number 333-20817

THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A POOLING AND SERVICING AGREEMENT, DATED AS OF MAY 31, 1997 PROVIDING FOR THE ISSUANCE OF THE MONEY STORE HOME EQUITY ASSET BACKED CERTIFICATES SERIES 1997-B).

                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

              NEW JERSEY                                   68-0398956
    (State or other jurisdiction                    (Trust I.R.S. Employer
of incorporation or organization)                     Identification No.)


2840 MORRIS AVENUE, UNION, NJ                           07083
-----------------------------                           -------------
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (908) 686-2000

          Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         x/ Yes               |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

         Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART I

ITEM 1. BUSINESS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 2. PROPERTIES

        Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

        Reference is made to the Annual Statement attached hereto as
        Exhibit 13.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of March 20, 1998:
109

ITEM 6. SELECTED FINANCIAL DATA

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Annual Compliance Certificate attached as
Exhibit 20.

         Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following information is furnished as of March 20, 1998 as to each Certificateholder of record of more than 5% of the
         Certificates:


   Title of Class                Name and Address of                Amount of Security              % of Class
                                   Beneficial Owner                   of Beneficial
                                                                           Owner
The Money Store                 The Bank of New York                     7,800,000                   9.7
Home Equity Asset               925 Patterson Plank Rd.
Backed Certificates,            Secaucus, NJ 07094
Series 1997-B,
Class A-1

                                Bankers Trust Company                   20,650,000                  25.7
                                c/o BT Services Tennessee
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                Chase Manhattan Bank                    14,000,000                  17.4
                                4 New York Plaza, 13th
                                Floor
                                New York, NY 10004

                                Citibank, N.A.                           5,500,000                   6.8
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                Fiduciary Trust                          6,000,000                   7.5
                                Company International
                                Two World Trade Center,
                                96th Floor
                                New York, NY 10048-0772

                                Norwest Bank Minnesota,                  7,000,000                   8.7
                                National Association
                                733 Marquette Avenue
                                Minneapolis, MN 55479-
                                0056

                                The Northern Trust                      11,500,000                  14.3
                                Company
                                801 S. Canal C-IN
                                Chicago, IL 60607

                                SSB Custodian                            4,500,000                   5.6
                                Global Corp. Action.
                                Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631



The Money Store                 Bankers Trust Company                    7,350,000                   8.7
Home Equity Asset               c/o BT Services Tennessee
Backed Certificates,            648 Grassmere Park Drive
Series 1997-B,                  Nashville, TN 37211
Class A-2

                                Boston Safe Deposit and                 15,500,000                  18.3
                                Trust Company
                                c/o Mellon Bank N.A.
                                Three Mellon Bank Center,
                                Room 153-3015
                                Pittsburgh, PA 15259

                                Chase Manhattan Bank                    26,250,000                  31.1
                                4 New York Plaza, 13th
                                Floor
                                New York, NY 10004

                                Merrill Lynch, Pierce,                   5,000,000                   5.9
                                Fenner & Smith, Inc.
                                Debt Securities
                                4 Corporate Place
                                Corporate Park 287
                                Piscataway, NJ 08855

                                The Northern Trust                       5,350,000                   6.3
                                Company
                                801 S. Canal C-IN
                                Chicago, IL 60607

                                SSB Custodian                            5,250,000                   6.2
                                Global Corp. Action. Dept.
                                JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

                                Union Bank of California,              7,500,000                   8.9
                                N.A.
                                P.O. Box 109
                                San Diego, CA 92112-4103

The Money Store                 The Bank of New York                  10,302,000                   9.8
Home Equity Asset               925 Patterson Plank Rd.
Backed Certificates,            Secaucus, NJ 07094
Series 1997-B,
Class A-3
                                Chase Manhattan Bank                  18,471,000                  17.5
                                4 New York Plaza, 13th
                                Floor
                                New York, NY 10004

                                SSB Custodian                         62,175,000                    59
                                Global Corp. Action. Dept.
                                JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

                                Witter (Dean) Reynolds                 5,694,000                   5.4
                                Inc.
                                5690 West Cypress Street
                                Tampa, FL 33607


The Money Store                 Bankers Trust Company                 20,200,000                   35.1
Home Equity Asset               c/o BT Services Tennessee
Backed Certificates,            648 Grassmere Park Drive
Series 1997-B,                  Nashville, TN 37211
Class A-4
                                Chase Manhattan Bank                  36,500,000                   63.5
                                4 New York Plaza, 13th
                                Floor
                                New York, NY 10004

The Money Store                 Bankers Trust Company                  5,115,000                    9.7
Home Equity Asset               c/o BT Services Tennessee
Backed Certificates,            648 Grassmere Park Drive
Series 1997-B,                  Nashville, TN 37211
Class A-5
                                Boston Safe Deposit and                6,030,000                   11.4
                                Trust Company
                                c/o Mellon Bank N.A.
                                Three Mellon Bank Center,
                                Room 153-3015
                                Pittsburgh, PA 15259

                                Chase Manhattan Bank                  21,900,000                   41.5
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                The Northern Trust Company             6,580,000                   12.5
                                801 S. Canal C-IN
                                Chicago, IL 60607

                                Union Bank of California, N.A.         5,905,000                   11.2
                                P.O. Box 109
                                San Diego, CA 92112-4103

The Money Store                 American Express Trust Company         8,000,000                  16.3
Home Equity Asset               1200 Northstar West
Backed Certificates,            Minneapolis, MN 55440
Series 1997-B,
Class A-6
                                Boston Safe Deposit and Trust          8,000,000                 16.3
                                Company
                                c/o Mellon Bank N.A.
                                Three Mellon Bank Center, Room
                                153-3015
                                Pittsburgh, PA 15259

                                Chase Manhattan Bank/Chemical         15,000,000                30.6
                                4 New York Plaza, Proxy
                                Department-13th Floor
                                New York, NY 10004

                                Firstar Trust Company                  9,000,000                18.4
                                777 E. Wisconsin Avenue
                                Milwaukee, WI 53202

                                SSB Custodian                          6,500,000                13.3
                                Global Corp. Action. Dept.
                                JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

The Money Store                 The Bank of New York                  16,050,000                24.6
Home Equity Asset               925 Patterson Plank Rd.
Backed Certificates,            Secaucus, NJ 07094
Series 1997-B,
Class A-7
                                Citibank, N.A.                        37,000,000                56.7
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                Norwest Bank Minnesota,                3,200,000                   5
                                National Association
                                733 Marquette Avenue
                                Minneapolis, MN 55479-
                                0056

                                The Northern Trust                     5,125,000                 7.8
                                Company
                                801 S. Canal C-IN
                                Chicago, IL 60607

The Money Store                 The Bank of New York                  15,710,000                28.6
Home Equity Asset               925 Patterson Plank Rd.
Backed Certificates,            Secaucus, NJ 07094
Series 1997-B,
Class A-8
                                Bankers Trust Company                  3,040,000                5.5
                                c/o BT Services Tennessee
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                Investors Bank & Trust/M.F.            3,960,000                7.2
                                Custody
                                200 Clarendon Street
                                15th Floor-Hancock Tower
                                Boston, MA 02116

                                Keybank National Association          15,060,000               27.4
                                4900 Tiedeman Road
                                Brooklyn, OH 44144

                                Morgan Stanley Trust Company           8,700,000               15.8
                                Investor Communcations
                                Services
                                51 Mercedes Way
                                Edgewood, NY 11717

The Money Store                 The Bank of New York                 270,000,000                100
Home Equity Asset               925 Patterson Plank Rd.
Backed Certificates,            Secaucus, NJ 07094
Series 1997-B,
Class A-9


The Money Store                 The Bank of New York                  20,000,000               14.3
Home Equity Asset               925 Patterson Plank Rd.
Backed Certificates,            Secaucus, NJ 07094
Series 1997-B,
Class A-10
                                Bankers Trust Company                 64,735,000               46.2
                                c/o BT Services Tennessee
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                LBI-Lehman                            29,000,000               20.7
                                Government Securities Inc.
                                (LBI)
                                200 Vesey Street
                                New York, NY 10285

                                SSB Custodian                         15,275,000               10.9
                                Global Corp. Action. Dept.
                                JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631


The Money Store                 The Bank of New York                   5,000,000                 50
Home Equity Asset               925 Patterson Plank Rd.
Backed Certificates,            Secaucus, NJ 07094
Series 1997-B,
Class A-11
                                Boston Safe Deposit and                5,000,000                 50
                                Trust Company
                                c/o Mellon Bank N.A.
                                Three Mellon Bank Center,
                                Room 153-3015
                                Pittsburgh, PA 15259


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A)      None

         (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)
         1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for The Money Store Home Equity Asset Backed Certificates, Series 1997-B) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 1997 which has been filed with the SEC by MBIA Inc. on March 26, 1998 is hereby incorporated herein by reference.

         2.      Not applicable

         3.      Exhibits

                  13.  Annual Statement

                  20.  Annual Compliance Certificate

                  99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

  (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.



                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1998.

                               THE MONEY STORE INC., as Representative




                               By:      /S/ MICHAEL BENOFF
                               Name:    Michael Benoff
                               Title:   Executive Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                         PAGE NUMBER

Annual Statement                                                  13

Annual Compliance Certificate                                     16

Annual Independent Accountant's Report                            17